Form 10QSB
period 1999-06-30
WELLSPRING INVESTMENTS INC
filed 1999-08-16
CIK 1077038

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                             FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1999

[ ]     Transition report under Section 13 or 15(d) of the Exchange Act

        For the transition period from __________ to __________

Commission file number O-25483

                     WELLSPRING INVESTMENTS, INC.
  (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                       33-0835337

(State or Other Jurisdiction of                         (IRS Employer
 Incorporation or Organization)                      identification No.)


                 610 Newport Center Drive, Suite 800
                       Newport Beach, CA 92660
               (Address of Principal Executive Offices)

                            (949) 719-1977
           (Issuer's Telephone Number, Including Area Code)


        (Former Name, Former Address and Former Fiscal Year,
                    if Changed Since Last Report)



        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No    X             The Registrant has been subject to
                               the filing requirements of the
                               Securities Exchange Act of 1934
                               for less than 90 days.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1999, there were outstanding 1,000,000 shares of common stock, par value $0.001, and 5,000 shares of Series A Convertible Preferred Stock, par value $0.001.

                     WELLSPRING INVESTMENTS, INC.

                                INDEX
                                                                  Page

Part I  Financial Information

Item 1. Financial Statements

        Balance sheet as of June 30, 1999 and December 31, 1998
        (unaudited). . . . . . . . . . . . . . . . . . . . .        3

        Statements of loss for the three months ended
        June 30, 1999 and 1998 (unaudited) . . . . . . . . .        4

        Statements of loss for the six months ended
        June 30, 1999 and 1998 (unaudited) . . . . . . . . .        5

        Statements of cash flows for the six months ended
        June 30, 1999 and 1998 (unaudited) . . . . . . . . .        6

        Notes to financial statements. . . . . . . . . . . .        7

Item 2.   Managements Discussion and Analysis or Plan of
          Operation . . . . . . . . . . . . . . . . . . . .         8


Part II   Other Information

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . .       10

Item 2.   Changes in Securities. . . . . . . . . . . . . . .       10

Item 3.   Defaults Upon Senior Securities. . . . . . . . . .       10

Item 4.   Submission of Matters to a Vote of Security Holders.     10

Item 5.   Other Information. . . . . . . . . . . . . . . . . .     10

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .     10

                    PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                     WELLSPRING INVESTMENTS, INC.
                    (A Development Stage Company)
                            BALANCE SHEET

                                          June 30, 1999    December 31, 1998

               ASSETS

Deferred costs of stock issuance          $    --          $  10,000
   Total assets                           $    --          $  10,000


     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Due to related party                   $    --          $     672
   Accrued liabilities                    $    --          $  10,800

   Total current liabilities              $    --          $  11,472

Contingencies                             $    --          $      --

Stockholders' deficit:
   Preferred stock:
    Series A Convertible Preferred Stock,
    $0.0001 par value, 5,000,000 shares
    authorized; no shares issued and
    outstanding (December 31, 1998) and
    5,000 shares issued and outstanding
    (June 30, 1999)                      $    500          $      --

   Common stock, $0.0001 par value,
    authorized: 25,000,000 shares;
    1,000,000 shares issued and
    outstanding on December 31, 1998
    and June 30, 1999                    $    100          $     100

   Deficit accumulated during the
    development stage                    $   (600)         $  (1,572)

   Total stockholders' deficit           $     --          $  (1,472)

                                         $ 10,000          $   10,000


                     WELLSPRING INVESTMENTS, INC.
                    (A Development Stage Company)
                          STATEMENTS OF LOSS

                              Three months                    Three months
                       ended June 30, 1999             ended June 30, 1998

Operating expenses:
   Taxes and licenses         $       --                      $    --
   Officer compensation       $       --                      $    --

   Total operating expenses   $       --                      $    --

Other expense:
   Interest expense           $       --                      $    --

   Total other expense        $       --                      $    --

Net loss before income taxes  $       --                      $    --

Provision for income taxes    $       --                      $    --

Net loss                      $       --                      $    --

Net loss per share            $       --                      $    --

Weighted average common
shares outstanding             1,000,000                    1,000,000


                     WELLSPRING INVESTMENTS, INC.
                    (A Development Stage Company)
                          STATEMENTS OF LOSS

                                     Six months                 Six months
                             ended June 30, 1999        ended June 30, 1998

Operating expenses:
   Taxes and licenses        $       --                      $    --
   Officer compensation      $       --                      $    --

   Total operating expenses  $       --                      $    --

Other expense:
   Interest expense          $       --                      $    --

   Total other expense       $       --                      $    --

Net loss before income taxes $       --                      $    --

Provision for income taxes   $       --                      $    --

Net loss                     $       --                      $    --

Net loss per share           $       --                      $    --

Weighted average common
shares outstanding            1,000,000                    1,000,000


                     WELLSPRING INVESTMENTS, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS

                                          Six months                Six Months
                                 ended June 30, 1999        ended June 30, 1998

Cash flows from operating activities:

   Net loss                              $       --             $       --

Adjustments to reconcile net loss
to net cash used in operating activities:

   Increase in deferred costs of stock issuance
                                         $       --             $       --
   Advances from related party           $       --             $       --
   Increase in accrued liabilities       $       --             $       --

   Net cash used in operating activities $       --             $       --

Cash flows from financing activities:

   Issuance of common stock as compensation
   for services to stockholder/director  $       --             $      --

   Net cash provided by financing activities
                                         $       --             $      --

Net increase (decrease) in cash          $       --             $      --
Cash, beginning of period                $       --             $      --

Cash, end of period                      $       --             $      --


                     WELLSPRING INVESTMENTS, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies.

       Wellspring Investments, Inc. (the Company) is a developmental stage enterprise incorporated on October 24, 1994 under the laws of the State of Delaware. The Company intends to seek acquisitions or other business endeavors. The Company has had no operations to date and its activities have been limited to organization efforts related to obtaining initial financing. The Company intends to purchase, merge with or acquire securities or assets held by target entities via an exchange of the targeted company's securities or assets for the Company's cash, securities and/or assets. The Company has not negotiated with or identified a prospective acquisition candidate and has not targeted any particular business or industry within which it will seek acquisitions. The Company's fiscal year end is December 31.

       The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been omitted.

Note 2 Related Parties.

       The Company has retained the law firm of its President and majority shareholder, The Law Offices of M. Richard Cutler, to serve as the Company's corporate and securities counsel.
       Mr. Cutler will charge the Company his usual and customary rates for legal services rendered to the Company. During fiscal 1998, Mr. Cutler prepared the Company's private placement offering and was paid an attorney's fee of $10,000 in January 1999 from the Company's private placement proceeds. This amount was accrued, outstanding and deferred as costs related to the stock issuance as of December 31, 1998.

       Mr. Lebrecht, the Company's vice president, owns 190,150 shares of the Company's common stock and is also employed by The Law Offices of M. Richard Cutler.

Item 2.   Managements Discussion and Analysis or Plan of Operation

    The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company filed with the Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

    The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a "blank check" company contained in
Section 7(b)(3) of the Securities Act of 1933, as amended.

    Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

    These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market.

    A private company which may be interested in a business combination with the Company may include (1) a Company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwrite of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that is will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a public company.

    The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

    As of the date hereof, management has not made any final decision concerning or entered into any agreements for a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

    Each of the current shareholders of the Company have agreed not to sell or otherwise transfer any of their common stock of the Company until after such time as the Company has completed a business combination transaction.

    As soon as the Company is eligible, it intends to apply to have its common stock listed or admitted to quotation on the NASD OTC Bulletin Board or, if it meets the financial and other requirements thereof, on the Nasdaq Small Cap Market, National Market System, or other regional or national exchange.

                     PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

    There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2.        Changes in Securities

    None.

Item 3.        Defaults Upon Senior Securities

    None.

Item 4.        Submission of Matters to a Vote of Security Holders.

    No matters were submitted to the security holders for a vote.

Item 5.        Other Information

   There is no other information deemed material by management for disclosure herein.

Item 6.        Exhibits and Reports on Form 8-K

   (a) Exhibits

    None.

   (b) Reports on Form 8-K

    None.

                              SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WELLSPRING INVESTMENTS, INC.


Dated: August 12, 1999                  /s/ M. Richard Cutler

                                       By:    M. Richard Cutler
                                       Its:   President