Form 10-Q/A
period 1999-06-30
WELLSPRING INVESTMENTS INC
filed 1999-10-19
CIK 1077038

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                            FORM 10-QSB/A
                           AMENDMENT NO. 1


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

Yes         X           No

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1999, there were outstanding 1,000,000 shares of common stock, par value $0.001, and 5,000 shares of Series A Convertible Preferred Stock, par value $0.001.

                     WELLSPRING INVESTMENTS, INC.

                                INDEX
                                                                  Page

Part I  Financial Information

Item 1. Financial Statements

        Balance sheet as of June 30, 1999 and December 31, 1998
           (unaudited). .                                           3

        Statements of loss for the three months ended
        June 30, 1999 and 1998 (unaudited) . .                      4

        Statements of loss for the six months ended
        June 30, 1999 and 1998 (unaudited) . .                      5

        Statements of cash flows for the six months ended
        June 30, 1999 and 1998 (unaudited) . .                      7

        Notes to financial statements. . . . .                      8

Item 2. Managements Discussion and Analysis or Plan of
        Operation . . .                                             9


Part II        Other Information

Item 1. Legal Proceedings. . . . . . .                             11

Item 2. Changes in Securities. . . . .                             11

Item 3. Defaults Upon Senior Securities. . . .                     11

Item 4. Submission of Matters to a Vote of Security Holders. .     11

Item 5. Other Information. . . . . . .                             11

Item 6. Exhibits and Reports on Form 8-K . . .                     11

                    PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

                     WELLSPRING INVESTMENTS, INC.
                    (A Development Stage Company)
                            BALANCE SHEET

                                     June 30, 1999          December 31, 1998

        ASSETS

Cash                                 $    10,000              $    --
Deferred costs of stock issuance     $    --                  $   10,000
   Total assets                      $    10,000              $   10,000


       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Due to related party              $    --                  $      672
   Accrued liabilities               $    --                  $   10,800

   Total current liabilities         $    --                  $   11,472

Contingencies                        $    --                  $    --

Stockholders' deficit:
   Preferred stock:
    Series A Convertible Preferred Stock,
    $0.0001 par value, 5,000,000 shares
    authorized; no shares issued and
    outstanding (December 31, 1998) and
    5,000 shares issued and outstanding
    (June 30, 1999)                  $         1             $      --
   Common stock, $0.0001 par value,
    authorized: 25,000,000 shares;
    1,000,000 shares issued and
    outstanding on December 31, 1998
    and June 30, 1999                $       100             $      100
   Deficit accumulated during the
    development stage                $   (11,572)            $   (1,572)

   Total stockholders' deficit       $   (11,471)            $   (1,472)

                                     $    10,000             $   10,000

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


                     WELLSPRING INVESTMENTS, INC.
                    (A Development Stage Company)
                          STATEMENTS OF LOSS


                                      Six months            Six months
                                      ended June 30, 1999   ended June 30, 1998

Operating expenses:
   Taxes and licenses                  $       --            $      --
   Officer compensation                $       --            $      --

   Total operating expenses            $       --            $      --

Other expense:
   Interest expense                    $       --            $      --
   Cost of registration statement      $    10,000           $      --

   Total other expense                 $    10,000           $      --

Net loss before income taxes           $   (10,000)          $      --

Provision for income taxes             $       --            $      --

Net loss                               $   (10,000)          $      --

Net loss per share                     $     (0.01)          $      --

Weighted average common
shares outstanding                       1,000,000           1,000,000


                     WELLSPRING INVESTMENTS, INC.
                    (A Development Stage Company)


                                                     Common Stock           Series A Convertible   Deficit
                                                                              Preferred Stock      Accumulated
                                                                                                   Development
                                                  Shares       Amount       Shares        Amount   Stage         Total

Issuance of common stock as compensation for    1,000,000     $   100          -         $     -   $     -      $  100
     services to stockholder/director ($0.0001 per
     share) (Note 3)

Net loss for the period from date of inception         -            -          -               -      (216)       (216)
     (October 24, 1994) to December 31, 1994

Balance at December 31, 1994                   1,000,000          100          -               -      (216)       (116)

    Net loss for the year                              -            -          -               -      (111)       (111)

Balance at December 31, 1995                   1,000,000          100          -               -      (327)       (227)

    Net loss for the year                              -            -          -               -      (105)       (105)

Balance at December 31, 1996                   1,000,000          100          -               -      (432)       (332)

    Net loss for the year                             -            -           -               -       (75)        (75)

Balance at December 31, 1997                   1,000,000          100          -               -      (507)       (407)

    Net loss for the year                             -            -           -               -    (1,065)     (1,065)

Balance at December 31, 1998                   1,000,000          100          -               -    (1,572)     (1,472)

     Issuance of Series A Preferred Stock
     ($0.0001 per share)                              -            -         5,000             1         -      (1,471)
     per share)

     Net loss for the six months                      -            -           -               -   (10,000)    (10,000)
     ended June 30, 1999

Balance at June 30, 1999                      1,000,000          100        5,000              1   (11,572)    (11,471)

                     WELLSPRING INVESTMENTS, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS


                                               Six months             Six Months
                                               ended June 30, 1999    ended June 30, 1998

Cash flows from operating activities:

   Net loss                                     $  (10,000)          $      --

Adjustments to reconcile net loss
to net cash used in operating activities:

   Increase in deferred costs of stock issuance $     --             $      --
   Advances from related party                  $     --             $      --
   Increase in accrued liabilities              $  (10,000)          $      --

   Net cash used in operating activities        $  (20,000)          $      --

Cash flows from financing activities:

   Issuance of common stock as compensation
   for services to stockholder/director         $     --             $      --

   Net cash provided by financing activities    $  30,000            $      --

Net increase (decrease) in cash                 $  10,000            $      --
Cash, beginning of period                       $     --             $      --

Cash, end of period                             $  10,000            $      --


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

Item 2.        Managements Discussion and Analysis or Plan of Operation

    The Company's activities since inception have been limited to organizational matters, and the Company has not engaged in any operating activity since its inception.

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

Liquidity

    In January 1999, the Company completed a private placement of 5,000 Units, each Unit consisting of one share of Series A Preferred Stock and one common stock purchase warrant. The net proceeds to the Company was $30,000, of which $20,000 went to the Company's President and securities counsel for legal services related to the offering and the drafting and filing of a Form 10-SB Registration Statement.

    Other than the balance of the funds from the private placement, the Company has no other funds available and does not anticipate having any funds available until a merger transaction is consummated. In the event that no transaction is consummated, the Company will have a very limited amount of funds with which to operate and may not be able to operate in the future.

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


                                         WELLSPRING INVESTMENTS, INC.


Dated: October 18, 1999                  /s/ M. Richard Cutler

                                         By:    M. Richard Cutler
                                         Its:   President