Form 10QSB
period 1999-03-31
WELLSPRING INVESTMENTS INC
filed 1999-11-22
CIK 1077038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  1999

[   ]   Transition  report  under  Section  13  or  15(d)  of the Exchange Act

     For  the  transition  period  from  __________  to  __________

Commission  file  number  O-25483

                          WELLSPRING INVESTMENTS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               DELAWARE                             33-0835337

    (State or Other Jurisdiction of                (IRS Employer
     Incorporation or Organization)              identification No.)

     ------------------------------              -------------------

                       610 Newport Center Drive, Suite 800
                             Newport Beach, CA 92660
                    (Address of Principal Executive Offices)

                                 (949) 719-1977
                (Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Y ear,
                          if Changed Since Last Report)


     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes          No         X            The  issuer  was  not  required  to file
                                     reports during  the  preceding  90  days.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999, there were outstanding 1,000,000 shares of common stock, par value $0.001, and 5,000 shares of Series A Convertible Preferred Stock, par value $0.001.

                          WELLSPRING INVESTMENTS, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part  I          Financial  Information

Item  1.         Financial  Statements

                 Balance  sheet  as  of  March  31,  1999
                 and  December  31,  1998  (unaudited)                        3

                 Statements  of  loss  for  the  three  months  ended
                 March  31,  1999  and  1998  (unaudited)                     4

                 Statements  of  cash  flows  for  the  three  months  ended
                 March  31,  1999  and  1998  (unaudited)                     7

                 Notes  to  financial  statements                             8

Item  2.         Managements  Discussion  and  Analysis  or  Plan of Operation9

Part  II         Other  Information

Item  1.         Legal  Proceedings                                          11

Item  2.         Changes  in  Securities                                     11

Item  3.         Defaults  Upon  Senior  Securities                          11

Item  4.         Submission  of  Matters  to  a  Vote  of  Security  Holders 11

Item  5.         Other  Information                                          11

Item  6.         Exhibits  and  Reports  on  Form  8-K                       11

                          PART I - FINANCIAL STATEMENTS

Item  1.     Financial  Statements


                           WELLSPRING INVESTMENTS, INC.
                           (A Development Stage Company)
                                   BALANCE SHEET



                                         March 31, 1999    December 31, 1998
                                         ----------------  -------------------

ASSETS

Cash                                     $         2,936   $               --
                                         ----------------  -------------------
Deferred costs of stock issuance         $            --   $           10,000
                                         ----------------  -------------------
Total assets                             $         2,936   $           10,000
                                         ================  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Due to related party                     $           240   $              672
Accrued liabilities                      $           800   $           10,800
                                         ----------------  -------------------

Total current liabilities                $         1,040   $           11,472
                                         ----------------  -------------------

Stockholders' deficit:
Preferred stock:
Series A Convertible Preferred Stock,
0.0001 par value, 5,000,000 shares
authorized; no shares issued and
outstanding (December 31, 1998) and
5,000 shares issued and outstanding
(March 31, 1999)                         $             1   $               --
Common stock, $0.0001 par value,
authorized: 25,000,000 shares;
1,000,000 shares issued and
outstanding on December 31, 1998
and March 31, 1999                       $           100   $              100
Additional Paid-In Capital               $        29,999   $               --
Deficit accumulated during the
development stage                        $       (28,204)  $           (1,572)
                                         ----------------  -------------------

Total stockholders' deficit              $         1,896   $           (1,472)
                                         ----------------  -------------------

                                         $         2,936   $           10,000
                                         ================  ===================



                          WELLSPRING INVESTMENTS, INC.
                          (A Development Stage Company)
                               STATEMENTS OF LOSS



                              Three months ended    Three months ended
                              March 31, 1999        March 31, 1998
                              --------------------  --------------------

Operating expenses:
Taxes and licenses            $               232   $                25
Legal fees                    $            20,000   $                --
Accounting fees               $             4,000   $                --
Administrative Expenses       $             2,400   $                --
                              --------------------  -------------------

Total operating expenses      $            26,632   $                25
                              --------------------  --------------------

Net loss before income taxes  $           (26,632)  $               (25)

Provision for income taxes    $                --   $              (800)
                              --------------------  --------------------

Net loss                      $           (26,632)  $              (825)
                              ====================  ====================

Net loss per share            $            (0.027)  $            (0.001)
                              ====================  ====================

Weighted average common
shares outstanding            $         1,000,000   $         1,000,000
                              ====================  ====================



                                            WELLSPRING INVESTMENTS, INC.
                                           (A Development Stage Company)

                                                                 Series A Convertible          Deficit
                                        Common Stock             Preferred Stock               Accumulated
                                                                                    Additional During the
                                                                                     Paid-In   Development
                                       Shares      Amount        Shares     Amount   Capital   Stage      Total

                                       ----------  ------------  ---------  -------  --------  ---------  ---------

Issuance of common stock as
compensation for services to
stockholder/director ($0.0001 per
share) (Note 3)                         1,000,000  $        100          -  $     -  $      -  $      -   $    100
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

Net loss for the period from date of
inception (October 24, 1994) to
December 31, 1994                               -             -          -        -         -      (216)      (216)
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

Balance at December 31, 1994            1,000,000           100          -        -         -      (216)      (116)
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

     Net loss for the year                      -             -          -        -         -      (111)      (111)
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

Balance at December 31, 1995            1,000,000           100          -        -         -      (327)      (227)
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

     Net loss for the year                      -             -          -        -         -      (105)      (105)
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

Balance at December 31, 1996            1,000,000           100          -        -         -      (432)      (332)
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

     Net loss for the year                      -             -          -        -         -       (75)       (75)
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

Balance at December 31, 1997            1,000,000           100          -        -         -      (507)      (407)
                                       ----------  ------------  ---------  -------  --------  ---------  ---------

     Net loss for the year                      -             -          -        -         -    (1,065)    (1,065)
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

Balance at December 31, 1998            1,000,000           100          -        -         -    (1,572)    (1,472)
                                       ----------  ------------  ---------  -------  --------  ---------  ---------

     Issuance of Series A Preferred
     Stock ($0.0001 per share)                  -             -      5,000        1    29,999         -     30,000
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

     Net loss for the three months
     ended March 31, 1999                       -             -          -        -         -   (26,632)   (26,632)
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------

Balance at March 31, 1999               1,000,000           100      5,000        1    29,999   (28,204)     1,896
-------------------------------------  ----------  ------------  ---------  -------  --------  ---------  ---------




                                 WELLSPRING INVESTMENTS, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS



                                              Three months ended    Three Months ended
                                              March 31, 1999        March 31, 1998
                                              --------------------  --------------------

Cash flows from operating activities:

Net loss                                      $           (26,632)  $              (825)

Adjustments to reconcile net loss
to net cash used in operating activities:

Decrease in deferred costs of stock issuance  $            10,000   $                --
Advances from related party                   $                --   $                25
Increase (Decrease) in accrued liabilities    $           (10,432)  $               800
                                              --------------------  --------------------

Net cash used in operating activities         $           (27.064)  $                --
                                              --------------------  --------------------

Cash flows from financing activities:

Issuance of 5000 shares Series A
Preferred Stock                               $            30,000   $                --
                                              --------------------  --------------------

Net cash provided by financing activities     $            30,000   $                --
                                              --------------------  --------------------

Net increase (decrease) in cash               $             2,936   $                --
                                              --------------------  --------------------
Cash, beginning of period                     $                --   $                --
                                              --------------------  --------------------

Cash, end of period                           $             2,936   $                --
                                              ====================  ====================


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

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

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


                              WELLSPRING  INVESTMENTS,  INC.


Dated:  November  19,  1999                       /s/  M.  Richard  Cutler
                                               --------------------------
                                               By:     M.  Richard  Cutler
                                               Its:    President