Form 10QSB/A
period 1999-06-30
WELLSPRING INVESTMENTS INC
filed 1999-11-22
CIK 1077038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

Yes          No      X     Issuer  has  not  been  subject  to  the  filing
                           requirements for  the  prior  90  days.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1999, there were outstanding 1,000,000 shares of common stock, par value $0.001, and 5,000 shares of Series A Convertible Preferred Stock, par value $0.001.

                          WELLSPRING INVESTMENTS, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part  I          Financial  Information

Item  1.          Financial  Statements

                  Balance  sheet  as  of  June  30,  1999
                  and December 31, 1998  (unaudited)                         3

                  Statements  of  loss  for  the  three  months  ended
                  June  30,  1999  and  1998  (unaudited)                    4

                  Statements  of  loss  for  the  six  months  ended
                  June  30,  1999  and  1998  (unaudited)                    5

                  Statements  of  cash  flows  for  the  six  months  ended
                  June  30,  1999  and  1998  (unaudited)                    7

                  Notes  to  financial  statements                           8

Item  2.          Managements  Discussion  and  Analysis  or
                  Plan of Operation                                          9


Part  II          Other  Information

Item  1.          Legal  Proceedings                                        11

Item  2.          Changes  in  Securities                                   11

Item  3.          Defaults  Upon  Senior  Securities                        11

Item  4.          Submission  of  Matters  to  a  Vote  of
                  Security  Holders                                         11

Item  5.          Other  Information                                        11

Item  6.          Exhibits  and  Reports  on  Form  8-K                     11

                          PART I - FINANCIAL STATEMENTS

Item  1.     Financial  Statements


                          WELLSPRING INVESTMENTS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET



                                         June 30, 1999    December 31, 1998
                                         ---------------  -------------------

ASSETS

Cash                                     $        2,936   $               --
                                         ---------------  -------------------
Deferred costs of stock issuance         $           --   $           10,000
                                         ---------------  -------------------
Total assets                             $        2,936   $           10,000
                                         ===============  ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Due to related party                     $          240   $              672
Accrued liabilities                      $          800   $           10,800
                                         ---------------  -------------------

Total current liabilities                $        1,040   $           11,472
                                         ---------------  -------------------


Stockholders' deficit:
Preferred stock:
Series A Convertible Preferred Stock,
0.0001 par value, 5,000,000 shares
authorized; no shares issued and
outstanding (December 31, 1998) and
5,000 shares issued and outstanding
(June 30, 1999)                          $            1   $               --
Common stock, $0.0001 par value,
authorized: 25,000,000 shares;
1,000,000 shares issued and
outstanding on December 31, 1998
and June 30, 1999                        $          100   $              100
Additional Paid-In Capital               $       29,999   $               --
Deficit accumulated during the
development stage                        $      (28,204)  $           (1,572)
                                         ---------------  -------------------

Total stockholders' deficit              $        1,896   $           (1,472)
                                         ---------------  -------------------

                                         $        2,936   $           10,000
                                         ===============  ===================



                          WELLSPRING INVESTMENTS, INC.
                          (A Development Stage Company)
                               STATEMENTS OF LOSS


                              Three months          Three months
                              ended June 30, 1999   ended June 30, 1998
----------------------------  --------------------

Operating expenses:
Taxes and licenses            $                 --  $         240
                              --------------------  --------------

Total operating expenses      $                 --  $         240
                              --------------------  --------------

Net loss before income taxes  $                 --   $       (240)

Provision for income taxes    $                 --  $          --
                              --------------------  --------------

Net loss                      $                 --  $        (240)
                              ====================  ==============

Net loss per share            $                 --  $          --
                              ====================  ==============

Weighted average common
shares outstanding            $          1,000,000  $   1,000,000
                              ====================  ==============




                          WELLSPRING INVESTMENTS, INC.
                          (A Development Stage Company)
                               STATEMENTS OF LOSS


                              Six months             Six months
ended June 30, 1999           ended June 30, 1998
----------------------------  ---------------------

Operating expenses:
Taxes and licenses            $                232   $       265
Legal fees                    $             20,000   $        --
Accounting fees               $              4,000   $        --
Administrative expenses       $              2,400   $        --
                              ---------------------  ------------

Total operating expenses      $             26,632   $       265
                              ---------------------  ------------

Net loss before income taxes  $            (26,632)  $      (265)

Provision for income taxes    $                 --   $      (800)
                              ---------------------  ------------

Net loss                      $            (26,632)  $    (1,065)
                              =====================  ============

Net loss per share            $             (0.027)  $    (0.001)
                              =====================  ============

Weighted average common
shares outstanding            $          1,000,000   $ 1,000,000
                              =====================  ============




                                             WELLSPRING INVESTMENTS, INC.
                                            (A Development Stage Company)


                                                                 Series A Convertible          Deficit
                                        Common Stock             Preferred Stock               Accumulated
                                                                                    Additional During the
                                                                                     Paid-In   Development
                                       Shares      Amount        Shares     Amount   Capital   Stage      Total

                                       ----------  ------------  ---------  -------  --------  ---------  ---------


Issuance of common stock as
compensation for services to
stockholder/director ($0.0001 per
share) (Note 3)                          1,000,000  $        100           -  $     -  $      -  $      -   $    100
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Net loss for the period from date of
inception (October 24, 1994) to
December 31, 1994                                -             -           -        -         -      (216)      (216)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at December 31, 1994             1,000,000           100           -        -         -      (216)      (116)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

     Net loss for the year                       -             -           -        -         -      (111)      (111)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at December 31, 1995             1,000,000           100           -        -         -      (327)      (227)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

     Net loss for the year                       -             -           -        -         -      (105)      (105)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at December 31, 1996             1,000,000           100           -        -         -      (432)      (332)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

     Net loss for the year                       -             -           -        -         -       (75)       (75)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at December 31, 1997             1,000,000           100           -        -         -      (507)      (407)
                                       -----------  ------------  ----------  -------  --------  ---------  ---------
     Net loss for the year                       -             -           -        -         -    (1,065)    (1,065)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at December 31, 1998             1,000,000           100           -        -         -    (1,572)    (1,472)
                                       -----------  ------------  ----------  -------  --------  ---------  ---------

     Issuance of Series A Preferred
     Stock ($0.0001 per share)                   -             -       5,000        1    29,999         -     30,000
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

     Net loss for the six months
     ended June 30, 1999                         -             -           -        -         -   (26,632)   (26,632)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at June 30, 1999                 1,000,000           100       5,000        1    29,999   (28,204)     1,896
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------



                                    WELLSPRING INVESTMENTS, INC.
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS


                                              Six months             Six Months
                                              ended June 30, 1999    ended June 30, 1998
                                              ---------------------  ---------------------

Cash flows from operating activities:

Net loss                                      $            (26,632)  $             (1,065)

Adjustments to reconcile net loss
to net cash used in operating activities:

Decrease in deferred costs of stock issuance  $             10,000   $                 --
Advances from related party                   $                 --   $                265
Increase (Decrease) in accrued liabilities    $            (10,432)  $                800
                                              ---------------------  ---------------------

Net cash used in operating activities         $            (27.064)  $                 --
                                              ---------------------  ---------------------

Cash flows from financing activities:

Issuance of 5000 shares Series A
Preferred Stock                               $             30,000   $                 --
                                              ---------------------  ---------------------

Net cash provided by financing activities     $             30,000   $                 --
                                              ---------------------  ---------------------

Net increase (decrease) in cash               $              2,936   $                 --
                                              ---------------------  ---------------------
Cash, beginning of period                     $                 --   $                 --
                                              ---------------------  ---------------------

Cash, end of period                           $              2,936   $                 --
                                              =====================  =====================


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


                                           WELLSPRING  INVESTMENTS,  INC.


Dated:  November  19,  1999                  /s/  M.  Richard  Cutler
                                          ---------------------------
                                           By:     M.  Richard  Cutler
                                           Its:    President