Form 10QSB
period 1999-09-30
WELLSPRING INVESTMENTS INC
filed 1999-11-22
CIK 1077038

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark  One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  September  30,  1999

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

Yes               No        X
                         ------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999, there were outstanding 1,000,000 shares of common stock, par value $0.001, and 5,000 shares of Series A Convertible Preferred Stock, par value $0.001.

                          WELLSPRING INVESTMENTS, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Part  I           Financial  Information

Item  1.          Financial  Statements

                  Balance  sheet  as  of  September  30,  1999
                  and  December  31,  1998  (unaudited)                      3

                  Statements  of  loss  for  the  three  months  ended
                  September  30,  1999  and  1998  (unaudited)               4

                  Statements  of  loss  for  the  nine  months  ended
                  September  30,  1999  and  1998  (unaudited)               5

                  Statements  of  cash  flows  for  the  nine  months  ended
                  September  30,  1999  and  1998  (unaudited)               7

                  Notes  to  financial  statements                           8

Item  2.          Managements  Discussion  and  Analysis  or
                  Plan of Operation                                          9


Part  II          Other  Information

Item  1.          Legal  Proceedings                                       11

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

Item  6.          Exhibits  and  Reports  on  Form  8-K                    11

                          PART I - FINANCIAL STATEMENTS

Item  1.     Financial  Statements


                          WELLSPRING INVESTMENTS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET



                                         September 30, 1999    December 31, 1998
                                         ---------------       -------------------

ASSETS

Cash                                     $        2,936        $               --
                                         ---------------       -------------------
Deferred costs of stock issuance         $           --        $           10,000
                                         ---------------       -------------------
Total assets                             $        2,936        $           10,000
                                         ===============       ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Due to related party                     $          240        $              672
Accrued liabilities                      $          800        $           10,800
                                         ---------------       -------------------

Total current liabilities                $        1,040        $           11,472
                                         ---------------       -------------------


Stockholders' deficit:
Preferred stock:
Series A Convertible Preferred Stock,
0.0001 par value, 5,000,000 shares
authorized; no shares issued and
outstanding (December 31, 1998) and
5,000 shares issued and outstanding
(September 30, 1999)                     $            1        $               --
Common stock, $0.0001 par value,
authorized: 25,000,000 shares;
1,000,000 shares issued and
outstanding on December 31, 1998
and September 30, 1999                   $          100        $              100
Additional Paid-In Capital               $       29,999        $               --
Deficit accumulated during the
development stage                        $      (28,204)       $           (1,572)
                                         ---------------       -------------------

Total stockholders' deficit              $        1,896        $           (1,472)
                                         ---------------       -------------------

                                         $        2,936        $           10,000
                                         ===============       ===================



                          WELLSPRING INVESTMENTS, INC.
                          (A Development Stage Company)
                               STATEMENTS OF LOSS


                              Three months               Three months
                              ended September 30, 1999   ended September 30, 1998
                              -------------------------  --------------------

Operating expenses:
Taxes and licenses            $                 --       $          --
                              --------------------       --------------

Total operating expenses      $                 --       $          --
                              --------------------       --------------

Net loss before income taxes  $                 --       $          --

Provision for income taxes    $                 --       $          --
                              --------------------       --------------

Net loss                      $                 --       $          --
                              ====================       ==============

Net loss per share            $                 --       $          --
                              ====================       ==============

Weighted average common
shares outstanding            $          1,000,000       $   1,000,000
                              ====================       ==============




                          WELLSPRING INVESTMENTS, INC.
                          (A Development Stage Company)
                               STATEMENTS OF LOSS


                              Nine months                 Nine months
                              ended September 30, 1999    ended September 30, 1998
                               -------------------------  ---------------------

Operating expenses:
Taxes and licenses            $                232         $       265
Legal fees                    $             20,000         $        --
Accounting fees               $              4,000         $        --
Administrative expenses       $              2,400         $        --
                              ---------------------        ------------

Total operating expenses      $             26,632         $       265
                              ---------------------        ------------

Net loss before income taxes  $            (26,632)        $      (265)

Provision for income taxes    $                 --         $      (800)
                              ---------------------        ------------

Net loss                      $            (26,632)        $    (1,065)
                              =====================        ============

Net loss per share            $             (0.027)        $    (0.001)
                              =====================        ============

Weighted average common
shares outstanding            $          1,000,000         $ 1,000,000
                              =====================        ============




                                             WELLSPRING INVESTMENTS, INC.
                                            (A Development Stage Company)


                                                                 Series A Convertible          Deficit
                                        Common Stock             Preferred Stock               Accumulated
                                                                                    Additional During the
                                                                                     Paid-In   Development
                                       Shares      Amount        Shares     Amount   Capital   Stage      Total

                                       ----------  ------------  ---------  -------  --------  ---------  ---------


Issuance of common stock as
compensation for services to
stockholder/director ($0.0001 per
share) (Note 3)                          1,000,000  $        100           -  $     -  $      -  $      -   $    100
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Net loss for the period from date of
inception (October 24, 1994) to
December 31, 1994                                -             -           -        -         -      (216)      (216)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at December 31, 1994             1,000,000           100           -        -         -      (216)      (116)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

     Net loss for the year                       -             -           -        -         -      (111)      (111)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at December 31, 1995             1,000,000           100           -        -         -      (327)      (227)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

     Net loss for the year                       -             -           -        -         -      (105)      (105)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at December 31, 1996             1,000,000           100           -        -         -      (432)      (332)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

     Net loss for the year                       -             -           -        -         -       (75)       (75)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at December 31, 1997             1,000,000           100           -        -         -      (507)      (407)
                                       -----------  ------------  ----------  -------  --------  ---------  ---------
     Net loss for the year                       -             -           -        -         -    (1,065)    (1,065)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at December 31, 1998             1,000,000           100           -        -         -    (1,572)    (1,472)
                                       -----------  ------------  ----------  -------  --------  ---------  ---------

     Issuance of Series A Preferred
     Stock ($0.0001 per share)                   -             -       5,000        1    29,999         -     30,000
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

     Net loss for the nine months
     ended September 30, 1999                    -             -           -        -         -   (26,632)   (26,632)
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------

Balance at September 30, 1999            1,000,000           100       5,000        1    29,999   (28,204)     1,896
-------------------------------------  -----------  ------------  ----------  -------  --------  ---------  ---------



                                    WELLSPRING INVESTMENTS, INC.
                                    (A Development Stage Company)
                                      STATEMENTS OF CASH FLOWS


                                              Nine months                 Nine Months
                                              ended September 30, 1999    ended September 30, 1998
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